Form 10QSB
period 1995-06-30
CHECK EXPRESS INC
filed 1995-08-23
CIK 806439

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                   __________________________


                           FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (Fee Required)
     For the quarterly period ended June 30, 1995.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from ____________ to ___________.


                 Commission file number 0-17961



             CHECK EXPRESS, INC.
(Exact name of registrant as specified in its charter)


                FLORIDA                              59-2731112
-------------------------------                -------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                Identification No.)


101 East Kennedy Boulevard, Suite 3800, Tampa, Florida     33602
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (813) 223-3338

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act:  Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                      ----     ----

     There were 5,061,003 shares of common stock outstanding as of July 31, 1995.

                       CHECK EXPRESS, INC.
                        AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                       Page
Item 1.  Consolidated Financial Statements

         Interim Unaudited Consolidated Balance Sheets
         as of June 30, 1995 and December 31, 1994               3

         Interim Unaudited Consolidated Statements of
         Income for the three months and six months ended
         June 30, 1995 and June 30, 1994                         4

         Interim Unaudited Consolidated Statements of
         Cash Flows for the six months ended June 30, 1995
         and June 30, 1994                                       5

         Notes to Interim Unaudited Consolidated Financial
         Statements                                              7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       19

Item 2.  Changes in Securities                                   19

Item 3.  Defaults upon Senior Securities                         19

Item 4.  Submission of Matters to a Vote of Security Holders     19

Item 5.  Other Information                                       19

Item 6.  Exhibits and Reports on form 8-K                        20


Signatures                                                       21

              CHECK EXPRESS, INC. AND SUBSIDIARIES
          INTERIM UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,
          December 31,
                                                                        1995
              1994
                                                                   ------------
          ------------
ASSETS
CURRENT ASSETS
  Cash                                                             $  1,237,974
          $  1,539,527
  Accounts receivable, net                                              991,537
               634,945
  Installment notes receivable, net                                   1,183,066
               753,472
  Notes receivable                                                       89,932
                73,977
  Recoverable income taxes                                                 -
                41,334
  Prepaid expenses and other current assets                             404,121
               389,287
                                                                   ------------
          ------------
     Total current assets                                             3,906,630
             3,432,542
  Notes receivable                                                      911,835
               953,099
  Property and equipment, net                                         1,630,804
             1,652,499
  Accounts receivable, net                                              122,500
               122,500
  Installment notes receivable, net                                   1,436,552
               825,418
  Intangibles, net                                                    2,245,408
             2,906,695
  Other assets, net                                                     118,195
               133,102

-------------          ------------
     Total assets                                                  $ 10,371,924
          $ 10,025,855

=============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                                           $  1,534,746
          $  1,280,000
  Notes payable other                                                   191,507
               338,944
  Current maturities of capital lease obligations                        29,044
                35,118
  Current maturities of senior long term debt                           161,141
               159,031
  Current maturities of subordinated long term debt                     276,715
               298,880
  Accounts payable                                                      180,689
               197,942
  Unredeemed money orders                                             1,149,546
               968,195
  Income taxes payable                                                   33,267
                  -
  Other liabilities                                                     289,709
               296,898
  Unearned income                                                       133,581
                39,911
                                                                   ------------
          ------------
       Total current liabilities                                      3,979,945
             3,614,919
  Capital lease obligations                                              52,537
                65,880
  Senior long term debt                                               1,001,621
             1,078,874
  Subordinated long term debt                                           724,542
               799,342
  Unearned income                                                       193,500
               193,500
  Accrued franchise commissions                                          24,750
                24,750
  Deferred income taxes                                                 180,117
               173,708
                                                                   ------------
          ------------
       Total liabilities                                              6,157,012
             5,950,973

COMMITMENTS & CONTINGENCY                                                  -
                  -

STOCKHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares, $.004 par value;
    5,061,003 and 4,973,503 shares issued and  outstanding at
    June 30, 1995 and December 31, 1994, respectively                    20,244
                19,894
  Additional paid-in-capital                                          3,688,803
             3,653,903
  Retained earnings                                                     505,865
               401,085
                                                                   ------------
          ------------
     Total stockholders' equity                                       4,214,912
             4,074,882
                                                                   ------------
          ------------
     Total liabilities and stockholders' equity                    $ 10,371,924
          $ 10,025,855
                                                                   ============
          ============





The accompanying Notes to Interim Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.


                                           CHECK EXPRESS, INC. AND SUBSIDIARIES

                                   INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF
INCOME


                                                            Three Months Ended
June 30,       Six Months Ended June 30,

-----------------------------      --------------------------
                                                                1995
1994             1995            1994
                                                           -------------
-----------      -----------    -----------
REVENUES:
  Check cashing service fees                                $ 1,231,548      $
1,238,465      $ 2,582,184    $ 2,693,376
  Franchise fees                                                111,500
  73,800          141,000        111,800
  Franchise royalties                                           365,603
 325,249          719,497        643,538
  Finance revenues                                              225,009
  79,855          400,577        118,360
  Other revenues                                           (     16,200)
  35,178          276,148         36,635
                                                            -----------
-----------      -----------    -----------
     Total revenues                                           1,917,460
1,752,547        4,119,406      3,603,709

EXPENSES:
  Store Expenses (includes $76,676, $70,757,
   $151,234 and $149,139, respectively, of
   depreciation and amortization)                             1,211,222
1,146,187        2,475,986      2,361,337
  Franchise expenses (includes $19,198, $25,332,
   $40,323 and $50,467, respectively, of depreciation
   and amortization)                                            374,094
 242,784          757,822        467,075
  Finance expenses (includes $638, $863, $1,275 and
    $1,246, respectively, of depreciation and
    amortization)                                                57,654
  38,246          112,693         68,857
  Headquarters expenses (includes $19,795, $13,674,
    $39,270 and $22,792, respectively, of depreciation
    and amortization)                                           160,049
 195,778          355,544        355,431
  Interest expense                                              104,177
  55,355          207,362         94,056
                                                            -----------
-----------      -----------    -----------
     Total expenses                                           1,907,196
1,678,350        3,909,407      3,346,756

  Income before income taxes                                     10,264
  74,197          209,999        256,953

  Income taxes                                                    6,051
  33,361          105,219        115,629
                                                            -----------
-----------      -----------    -----------
  Net income                                                $     4,213      $
  40,836      $   104,780    $   141,324
                                                            ===========
===========      ===========    ===========

  Earnings per share                                        $       .00      $
     .01      $       .02    $       .03
                                                            ===========
===========      ===========    ===========
  Weighted average number of shares of common
   stock outstanding                                          5,023,915
4,815,976        4,999,125      4,806,597
                                                            ===========
===========      ===========    ===========









The accompanying Notes to Interim Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                               CHECK EXPRESS, INC. AND
SUBSIDIARIES
                                     INTERIM UNAUDITED CONSOLIDATED STATEMENTS
OF CASH FLOWS

                                                                         Six
Months Ended June 30,

--------------------------------
                                                                          1995
            1994

-------------      -------------
Cash flows from operating activities:
       Net income                                                      $
104,780        $   141,324
       Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Depreciation and amortization
232,102            223,644
         Provision for losses on receivables
17,204             12,762
         Deferred income taxes
6,409             96,273
         (Gain) loss on sale of assets                                (
275,780)              -
       Changes in assets and liabilities (exclusive of
        net assets acquired and disposed)
         (Increase) decrease in:
          Accounts receivable                                         (
356,592)            92,705
          Recoverable income taxes
41,334             54,092
          Prepaid expenses and other current assets
5,393       (     60,587)
          Other assets                                                (
962)      (     32,537)
         Increase (decrease) in:
          Accounts payable                                            (
17,253)      (     93,894)
          Unredeemed money orders
181,351             29,524
          Income taxes payable
33,267               -
          Other liabilities                                           (
7,189)            86,140
          Unearned income
93,670             23,916

------------        -----------
           Net cash provided by (used in) operating activities
57,734            573,362

Cash flows from investing activities:
       Installment notes receivable, net                              (
1,067,490)      (    717,574)
       Notes receivable
25,309       (    277,095)
       Capital expenditures                                           (
256,795)      (    710,672)
       Net cash received (paid) for entities acquired and disposed
982,133       (  1,160,076)

------------        -----------
           Net cash (used in) provided by investing activities        (
321,785)      (  2,865,417)

------------        -----------
Cash flows from financing activities:
       Borrowings under notes payable banks
670,000            450,000
       Repayment of notes payable to banks                            (
415,254)              -
       Borrowings under notes payable other
-               334,725
       Repayment of notes payable other                               (
147,437)      (     95,506)
       Borrowings under long term debt
-             1,265,000
       Repayment of borrowings under long term debt                   (
172,108)      (    123,261)
       Borrowings under capital lease obligations
-                73,039
       Repayment of borrowings under capital lease agreements         (
19,417)      (     20,330)
       Proceeds from issuances of common stock for
         exercise of stock options
35,250             12,675

------------        -----------
           Net cash (used for) provided by financing activities       (
48,966)         1,896,342

------------        -----------
Net increase (decrease) in cash                                       (
301,553)      (    395,713)
Cash at beginning of period
1,539,527          2,630,521

------------        -----------
Cash at end of period                                                  $
1,237,974        $ 2,234,808

============        ===========


 The accompanying Notes to Interim Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

                            CHECK EXPRESS, INC. AND SUBSIDIARIES
                  INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Six Months Ended June
30,

---------------------------
                                                           1995           1994

                                                       ------------
-----------
Supplemental disclosures of cash flow information:
            Cash paid during the period for:
             Income taxes                              $     24,210    $
4,800
             Interest                                  $    207,362    $
99,683

Non-cash financing and investing activities:

In January 1994, the Company acquired two check cashing money centers in the Tampa, Florida market from a Check Express USA, Inc. franchisee for a total of $50,000 in cash and a note payable of $160,000.

In February 1994, the Company acquired all the outstanding common stock of Peterlyn, Inc., a Washington corporation, which owned and operated four check cashing money centers in the Seattle/Tacoma, Washington market under franchise agreements with Check Express USA, Inc. The total consideration given was $488,465 in cash and a note payable of $89,725.

In May 1994, the Company purchased three check cashing money centers in Stockton, California for $250,000 in cash and a note payable of $225,000.

In July 1994, the Company purchased two check cashing money centers in Modesto, California from a Check-X-Change franchisee for $100,000 in cash and a note payable of $40,144.

In August 1994, the Company acquired three check cashing money centers in Tacoma, Washington for $100,000 in cash and a note payable of $500,000.

In September 1994, the Company acquired a food stamp distribution services operation in Stockton, California for a note payable of $72,869.

In April 1994, the Company sold the non-cash assets of the check cashing money center in Atlanta, Georgia, acquired in November 1993, plus $60,000 in cash to an unrelated third party for a note receivable of $280,000.

In July 1994, the Company sold all the non-cash assets of a check cashing money center in Portland, Oregon for $40,000 in cash.

In August 1994, the Company sold all the non-cash assets, except for land and a building, of two check cashing money centers in Charleston, South Carolina to a Check Express USA, Inc. franchisee for $50,000 in cash and a note receivable of $100,000.

In October 1994, the Company sold all the non-cash assets of two check cashing money centers in West Palm Beach, Florida, plus $120,000 in cash, to a former employee for a note receivable of $650,000.

In January 1995, the Company sold substantially all the non-cash assets of five check cashing money centers in Stockton and Modesto, California, to an unrelated third party for $1,010,232. See note 3.




  The accompanying Notes to Interim Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

              CHECK EXPRESS, INC. AND SUBSIDIARIES
  NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

Check Express, Inc. (the "Company"),a publicly-held company (NASDAQ symbol "CHXS"), is a financial services company which through its wholly-owned subsidiaries owns, operates and franchises retail money centers and provides small consumer loans and used vehicle loans to individuals who generally do not qualify for traditional sources of financing. The Company owns and operates stores in Florida, Washington, and Indiana and has franchise stores operating in 26 states.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements of the Company at June 30, 1995, and for the periods then ended were prepared in accordance with generally accepted accounting principles and in accordance with the instructions of Form 10-QSB. It is the opinion of management that all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 1995, and the results of operations and cash flows for the periods then ended, have been included.

Principles of Consolidation

The interim unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has a fifty percent interest in a joint venture which is accounted for under the equity method.

Earnings per Share

Earnings per share (EPS) for the periods ended June 30, 1995 and 1994 are based on the weighted average number of common shares outstanding during the periods since the amounts calculated using the modified treasury stock method were anti-dilutive in the aggregate for both the primary and fully diluted earnings per calculations.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

In August 1994, the Company purchased three stores in Tacoma, Washington for a total consideration of $600,000, $100,000 in cash and $500,000 in a twelve year subordinated note at 12% interest with monthly principal and interest payments.

This transaction has been accounted for as a purchase in accordance with APB No. 16 "Business Combinations". Accordingly, the results of the acquired company's operations have been included herein since the effective date of the acquisition. The following are pro forma results of operations for the six months ended June 30, 1994 assuming the transaction was effective as of January 1, 1994.

                                                   Unaudited
                                                 -------------
                                                      1994
                                                 -------------
      Revenues                                   $  3,927,053
      Income before income taxes                      312,954
      Net income                                      179,082
      Earnings per share                                  .04

In May 1994, the Company purchased three stores in Stockton, California for a total consideration of $475,000, $250,000 in cash and $225,000 in a five year subordinated note at 8% interest per annum, with monthly principal and interest payments.

In July 1994, the Company purchased two stores in Modesto, California from a Check-X-Change franchisee for a total consideration of $150,000, $100,000 in cash and $50,000 in an unsecured, non-interest bearing promissory note payable in equal monthly installments.

In September 1994, the Company purchased a food stamp distribution operation in Stockton, California for a total compensation of $82,500 in the form of a forty-two month, non-interest bearing promissory note payable. Monthly payments of $4,750 for the first six months commencing in September 1994 and $1,500 for the thirty-six months thereafter are contingent upon the continuation of an extension or renewal of the underlying Services Agreement assigned to and assumed by the Company in this transaction.

The transactions described in the four preceding paragraphs were accounted for as purchases under APB No. 16 "Business Combinations" and the results of their operations subsequent to their acquisition have been included herein. Pro forma information is not presented herein as such data is not considered material to the financial statements.

During 1994 and 1993, no portion of excess purchase price has been allocated to customer lists as management's estimate of the value of such assets related to these particular operations is insignificant. In prior years, some amounts were identified as allocable to customer lists in conjunction with recording certain acquisitions.

In April 1994, the Company sold to an unrelated third party all the non-cash assets, plus cash of approximately $60,000, of the Atlanta, Georgia store which was acquired in November 1993 (see above). The consideration received was a $280,000 note, principal and interest at 9% per annum payable monthly, with the unpaid balance due March 31, 1997. The consideration received was greater than the carrying value of the assets sold.

In July 1994, the Company sold all of the non-cash assets of a store in Portland, Oregon for $40,000 cash. This store was previously acquired as part of the acquisition of Check-X-Change.

In August 1994, the Company sold all of the non-cash assets, except for land and a building, of two stores in Charleston, South Carolina to a Check Express franchisee for a total consideration of $150,000, $50,000 in cash and $100,000 in a five year note at 9% with monthly principal and interest payments. The building is being leased to the franchisee.

Effective October 1, 1994, the Company sold all of the non-cash assets, plus cash of $120,000, of two stores in the West Palm Beach, Florida market to the Galleon Corporation, the principal shareholder of which is a former employee of the Company, under a Check Express USA, Inc. franchise agreement. The consideration received was a $650,000 note, principal and interest at 8.75% per annum payable monthly beginning in February 1995, with interest compounded monthly from the date of the note, October 1, 1994. These stores were previously acquired in December 1993 (see above). In connection with the sale of these stores, the Company has unconditionally guaranteed to pay any and all claims of Western Union Financial Services, Inc. in connection with the day to day operation of these stores as it pertains to Western Union Money Transfer Drafts. The amount of such drafts outstanding and guaranteed by the Company at December 31, 1994 was $18,917.

Effective January 31, 1995, the Company sold substantially all the non-cash assets of five check cashing stores located in Stockton and Modesto, California to California Check Cashing Stores, Inc., an unrelated California corporation, for $1,000,000 in cash. These stores, which were acquired during 1994 in two separate acquisition transactions, represented approximately nine percent (unaudited) of the Company's revenues for 1994, and eight percent (unaudited) of the Company's total assets. The sale of these five stores resulted in a gain of approximately $290,000 (unaudited), before income taxes, recorded by the Company in the first quarter 1995.

NOTE 4 - INCOME TAXES

The Company has estimated its effective tax rate for 1995 at approximately 50%. The significant differences between the statutory rate of 34% and this estimated rate are state income taxes, net of federal income tax benefit, and the effects of goodwill amortization related to acquisitions structured as non-taxable reorganizations which is non-deductible for federal income taxes.

                         PART I  -  ITEM 2.

               Management's Discussion and Analysis of
            Financial Condition and Results of Operations




OPERATIONS
----------

Three Months Ended June 30, 1995 as Compared to Three Months Ended
-------------------------------------------------------------------
June 30, 1994
-------------

Revenues. Revenues for the quarter ended June 30, 1995, increased 9%, or $164,000, to $1,917,000 as compared to $1,753,000 for the prior year period.

Check Cashing Service Fees. Company store revenues decreased less than 1%, or $6,000, to $1,232,000. The decrease is comprised of an 18% increase in comparable store revenues (22 stores which were open for both of the full two periods compared) of $152,000, an increase in revenues of $213,000 from 4 stores acquired after the second quarter 1994 plus $1,000 from a newly opened store, offset by a decrease in revenues from 9 stores sold of $321,000 and a decrease in revenues from 5 stores closed of $51,000. See further discussion of the causes of the increase in comparable store revenues for the quarter included in the discussion, at pages 12 through 13 hereof, of fluctuations in check cashing service fees for the six month periods ended June 30, 1995 and 1994.

Franchise Revenues. Franchise revenues for the 1995 period increased 20%, or $78,000, to $477,000 over the same period in 1994. Initial franchise sales fees increased 5%, or $38,000, to $112,000 for the period while continuing royalties increased 12%, or $40,000, to $366,000.

Finance Revenues. The Company makes small consumer loans through selected company owned stores and purchases at a discount loans receivable on used automobiles through a limited number of dealers in Florida. Finance revenues for the quarter ended June 30, 1995, were $225,000, an increase of $145,000, or 181%, over the same period in 1994, primarily the result of an increase in used automobile loans receivable. The Company's expansion of this operation is dependent upon it's ability to successfully acquire additional capital to fund the purchase of new loans and/or to add selected used automobile dealers to its dealer network for origination of loans.

Other Revenues. Other revenues decreased to ($16,000) from $35,000 in the prior period. The other revenue for the 1994 period resulted from the gain on sale of a company-owned store, while the reduction of other revenues for the same period in 1995 resulted principally from losses on the write-down of certain fixed assets related to stores closed.

Store Expenses.   Store expenses for the 1995 period increased 6%,
or $65,000, to $1,211,00. Salaries and benefits held virtually consistent at $383,000 for each period; occupancy costs decreased 8%, or $15,000; returned check write offs decreased 31%, or $26,000; store depreciation and amortization expense increased

8%, or $6,000;  other store expenses increased 36%, or $116,000;
and area and regional expenses decreased 15%, or $16,000.

Salaries and benefits remained the same as a result of the net effect of an increase of $46,000 from the 22 comparable stores, an increase of 18% for those stores, plus $78,000 from the 4 acquired stores and $2,000 from a newly opened store, offset by a decrease of $106,000 from the 9 stores sold and $20,000 from the 5 closed stores. Occupancy expenses decreased as a result of fewer stores operating in the 1995 quarter than in 1994. The decrease in returned check write-offs was comprised of a decrease of $4,000 contributed by the 22 comparable stores, $26,000 from the 9 stores sold and $3,000 from the 5 closed stores, offset by an increase of $7,000 from the 4 acquired stores. Depreciation and amortization increased, with $13,000 of the increase from the 22 comparable stores, $11,000 from the 4 acquired stores and $1,000 from the newly opened store, offset by a decrease of $19,000 from the 9 stores sold. The increase related to comparable stores resulted mainly from upgrades to older stores plus redesign and upgrade of our training store, which is also utilized for training of our franchisees. The increase in other store expenses resulted primarily from an increase of $96,000 from the 22 comparable stores, an increase of 57% for those stores, with significant contributors being bank charges, tax program expenses, advertising, and the corporate overhead expense allocation. The remainder of the increase in other store expenses reflects the net change from acquired and newly opened stores offset by sold and closed stores. The decline in area and regional expenses reflects the net effect of a $22,000 decrease from the 9 stores sold plus a reduction of $4,000 related to stores closed, offset by an increase of $10,000 related to the 22 comparable stores, comprised mainly of recruiting expenses related to a management training program implemented during the first quarter 1995 and an increase in travel expenses associated with visits to these stores by senior operations management personnel.

The Company implemented a management change in fourth quarter 1994 and assigned responsibility for management of the company-owned stores to the operations support group, which also oversees franchise store operations. This management change has resulted in the reduction of area and regional expenses, primarily salaries. The Company has focused on attracting and retaining quality personnel at the store level, the front lines of the check cashing operation, which has resulted in an increase in salaries at the store level. Management believes that this investment in attracting, training, motivating, and thereby retaining quality store personnel will have a positive effect on the future results of the check cashing operations.

Franchise Expenses.   Franchise expenses for the 1995 period
increased 54%, or $131,000, to $374,000.   Salaries and benefits
increased 16%, or $21,000, to $154,000. Advertising expense increased 141%, or $38,000, to $64,000, due to marketing of franchise kiosks targeted at convenience stores which was initiated in the third quarter of 1994, and an increase in full-service franchise marketing. Depreciation and amortization expense decreased 24%, or $6,000, to $19,000 due to a reduction in amortization of the excess purchase price recorded with respect to the Check-X-Change acquisition, resulting from the final adjustment of purchase accounting as of October 1, 1994 whereby goodwill was reduced by approximately $190,000. Travel and lodging expense increased 200%, or $19,000, to $28,000, primarily due to the increased number of franchise stores and a higher number of new franchise store openings in the 1995 period as compared to 1994. Other expenses increased 39%, or $18,000, to $64,000, primarily the result of increased telephone expenses and other costs associated with additional sales personnel.

Finance Expenses.    Expenses associated with the Company's small
consumer loan and auto loan finance activities increased 53%, or $20,000, to $58,000 in 1995. Salaries and benefits increased 63%, or $10,000, to $26,000, provision for loan losses increased 71%, or $5,000, to $12,000, and other expenses increased 33%, or $5,000, to $20,000.

Headquarters Expenses.  Headquarters expenses decreased 18%, or
$36,000, to $160,000, the net result of increases to components of headquarters expenses offset by allocations of certain expenses to the Company's operations.

Corporate overhead expenses, before allocations to operations, increased. Salaries and benefits increased 26%, or $30,000, to $146,000, due to additional personnel. Occupancy costs increased 42%, or $3,000, to $10,000 as a result of increased rent at the relocated corporate offices. Depreciation and amortization expense increased 43%, or $6,000, to $20,000, primarily due to additional telephone and computer equipment. Other expenses increased 24%, or $17,000, to $87,000, primarily due to additional expenses related to the 1994 business expansion.

Interest Expense.   Interest expense increased 90%, or $49,000, to
$104,000, primarily due to increased interest paid to banks and individuals for loans made to help fund acquisitions and interest paid to banks due to the growth in the Company's portfolio of auto finance receivables. Approximately $34,000 of the interest expense for the 1995 period is allocable to funding of the Finance operation.

Income before Income Taxes. Income before income taxes decreased
86%, or $64,000, to $10,000 for the 1995 period as compared to $74,000 in 1994.

Income Taxes. Provision for income taxes for 1995 period is $6,000 as compared to $33,000 in 1994, representing estimated effective
income tax rates of approximately 50% and 45%, respectively.    The
increase in effective tax rate for 1995 as compared to 1994 and the relatively high effective tax rate for both periods is principally the result of the increase in the amount of goodwill amortization related to certain acquisition transactions which occurred principally at the end of 1993, in relation to the amounts of pre-tax income for these periods. Those acquisitions were structured as non-taxable reorganizations, which resulted in the amortization of intangibles for book accounting purposes being non-deductible for income taxes. Acquisitions made by the Company since then have been structured as taxable transactions, which results in a deduction for income tax purposes of amortization of intangibles.

Net Income. The net effect of the matters discussed above is that net income for the quarter ended June 30, 1995, decreased to $4,000 ($.00 per share on 5,023,915 weighted average number of shares outstanding) as compared to $41,000 ($.01 per share on 4,815,976 weighted average number of shares outstanding) for the prior year period.


Six Months Ended June 30, 1995 as Compared to Six Months Ended June
--------------------------------------------------------------------
30, 1994
--------

Revenues. Revenues for the six months ended June 30, 1995, increased 14%, or $515,000, to $4,119,000 as compared to $3,604,000 for the prior year period.

Check Cashing Service Fees. Company store revenues decreased less than 4%, or $111,000, to $2,582,000. The decrease was comprised of an increase in comparable store revenues (22 stores which were open for both of the full two periods compared) of 5%, or $88,000, in addition to an increase in revenues of $418,000 from

4 stores acquired after the second quarter 1994, offset by a decrease in revenues from 9 stores sold of $555,000 and a decrease in revenues from 5 stores closed of $62,000.

The increase in comparable store revenues includes a decrease in fees from the Company's income tax electronic filing and refund anticipation loan programs of $64,000, the direct result of changes made by the Internal Revenue Service with respect to processing of income tax returns filed electronically and applying for a refund anticipation loan. These changes also resulted in a delayed timing of tax refund check cashing. Our check cashing fees were down in the first quarter as a result, but, as management believed would occur, these fees were recovered during the second quarter 1995. Historically, the bulk of the tax refund activity occurred in February and March, with a less significant amount trailing into April. Additionally, many of the refund checks we cashed were refund anticipation loan checks. In 1995, the bulk of our tax refund checks cashed were in April and May, with some trailing into June, and more were refund checks issued by the United States Treasury Department. Check cashing fees for the months of May and June 1995 increased 26% and 29%, respectively, over the comparable months in 1994, with June leveling back out to an increase of 14%. Check cashing fees in our 22 comparable stores continue to show improvements over the prior year, the combined result of a slight fee increase on certain types of checks cashed plus a general improvement in check cashing which management believes is a result of the investments being made in attracting, training, and retaining quality personnel at the store level, the front lines of the check cashing operation.

Franchise Revenues. Franchise revenues for the 1995 period increased 14%, or $105,000, to $860,000 over the same period in 1994. Initial franchise sales fees increased 25%, or $29,000, to $141,000 for the period while continuing royalties increased 12%, or $76,000, to $719,000.

Finance Revenues. The Company makes small consumer loans through selected company owned stores and purchases at a discount loans receivable on used automobiles through a limited number of dealers in Florida. Finance revenues for the six months ended June 30, 1995, were $401,000, an increase of $283,000, or 240%, over the same period in 1994, primarily the result of an increase in used automobile loans receivable. The Company's expansion of this operation is dependent upon it's ability to successfully acquire additional capital to fund the purchase of new loans and/or to add selected used automobile dealers to its dealer network for origination of loans.

Other Revenues. Other revenues increased to $276,000 from $37,000 in the prior period. The other revenue for the 1994 period resulted primarily from the gain on sale of a company-owned store, while the other revenues for the same period in 1995 resulted principally from the gain on sale in January 1995 of 5 stores located in California offset by losses on the write-down of certain fixed assets related to stores closed during 1995.

Store Expenses.   Store expenses for the 1995 period increased 5%,
or $115,000, to $2,476,000. Salaries and benefits increased $80,000, or 10%; occupancy costs decreased 2%, or $7,000;
returned check write offs decreased 11%, or $17,000; store depreciation and amortization expense increased 1%, or $2,000; other store expenses increased 21%, or $147,000; and area and regional expenses decreased 38%, or $90,000.
Salaries and benefits remained the same as a result of the net effect of an increase of $90,000 from the 22 comparable stores, an increase of 17% for those stores, plus $163,000 from the 4 acquired stores and $2,000 from a newly opened store, offset by a decrease of $156,000 from the 9 stores sold and $22,000 from the 5 closed stores. Occupancy expenses decreased as a result of fewer stores operating in the 1995 period than in 1994. The decrease in returned check write-offs was comprised of an increase of $31,000 contributed by the 22 comparable stores, a 35% increase for those stores, plus an increase of $10,000 from the 4 acquired stores, offset by a decrease of $56,000 from the 9 stores sold and $2,000 from the 5 closed stores. Depreciation and amortization increased, with $9,000 of the increase from the 22 comparable stores, $22,000 from the 4 acquired stores and $1,000 from the newly opened store, offset by a decrease of $30,000 from the 9 stores sold. The increase related to comparable stores resulted mainly from upgrades to older stores plus redesign and upgrade of our training store, which is also utilized for training of our franchisees. The increase in other store expenses resulted primarily from an increase of $98,000 from the 22 comparable stores, an increase of 24% for those stores, with significant contributors being bank charges, tax program expenses, advertising, and the corporate overhead expense allocation. The remainder of the increase reflects the net change from acquired and newly opened stores offset by sold and closed stores. The decline in area and regional expenses reflects the net effect of a $48,000 decrease from the 9 stores sold, a reduction of $15,000 related to stores closed, and a decrease of $27,000 related to the 22 comparable stores, comprised mainly of a reduction in personnel costs offset by recruiting expenses related to the management trainee program implemented during the first quarter 1995.

The Company implemented a management change in fourth quarter 1994 and assigned responsibility for management of the company-owned stores to the operations support group, which also oversees franchise store operations. This management change has resulted in the reduction of area and regional expenses, primarily salaries. The Company has focused on attracting and retaining quality personnel at the store level, the front lines of the check cashing operation, which has resulted in an increase in salaries at the store level. Management believes that this investment in attracting, training, motivating, and thereby retaining quality store personnel will have a positive effect on the future results of the check cashing operations.

Franchise Expenses.   Franchise expenses for the 1995 period
increased 62%, or $291,000, to $758,000.   Salaries and benefits
increased 22%, or $54,000, to $243,000. Advertising expense increased 128%, or $72,000, to $128,000, due to marketing of franchise kiosks targeted at convenience stores which was initiated in the third quarter of 1994, and an increase in full-service franchise marketing. Depreciation and amortization expense decreased 20%, or $10,000, to $40,000 due to a reduction in amortization of the excess purchase price recorded with respect to the Check-X-Change acquisition, resulting from the final adjustment of purchase accounting as of October 1, 1994 whereby goodwill was reduced by approximately $190,000. Travel and lodging expense increased 60%, or $20,000, to $53,000, primarily due to the increased number of franchise stores and a higher number of new franchise store openings in the 1995 period as compared to 1994. Other expenses increased 51%, or $39,000, to $116,000, primarily the result of increased telephone expenses and other costs associated with additional sales personnel.

Finance Expenses. Expenses associated with the Company's small consumer loan and auto loan finance activities increased $44,000, or 64%, to $113,000 in 1995. Salaries and benefits increased $24,000, or 73%, to $53,000, provision for loan losses increased $10,000, or 91%, to $21,000, and other expenses increased 34%, or $10,000, to $39,000.

Headquarters Expenses. Headquarters expenses remained relatively constant at $355,000 for each period, the net result of increases to components of headquarters expenses offset by allocations of certain expenses to the Company's operations.

Corporate overhead expenses, before allocations to operations, increased. Salaries and benefits increased 31%, or $72,000, to $301,000, due to additional personnel. Occupancy costs increased 58%, or $7,000, to $19,000 as a result of increased rent at the relocated corporate offices. Depreciation and amortization expense increased 70%, or $16,000, to $39,000, primarily due to additional telephone and computer equipment. Other expenses increased 31%, or $42,000, to $177,000, primarily due to additional expenses related to the 1994 business expansion.

Interest Expense.   Interest expense increased 120%, or $113,000,
to $207,000, primarily due to increased interest paid to banks and individuals for loans made to help fund acquisitions and interest paid to banks due to the growth in the Company's portfolio of auto finance receivables. Approximately $90,000 of the interest expense for the 1995 period is allocable to funding of the Finance operation.

Income before Income Taxes. Income before income taxes decreased
18%, or $47,000, to $210,000 for the 1995 period as compared to $257,000 in 1994.

Income Taxes. Provision for income taxes for 1995 period is $105,000 as compared to $116,000 in 1994, representing estimated effective income tax rates of approximately 50% and 45%, respectively. The increase in effective tax rate for 1995 as compared to 1994 and the relatively high effective tax rate for both periods is principally the result of the increase in the amount of goodwill amortization related to certain acquisition transactions which occurred principally at the end of 1993, in relation to the amounts of pre-tax income for these periods. Those acquisitions were structured as non-taxable reorganizations, which resulted in the amortization of intangibles for book accounting purposes being non-deductible for income taxes. Acquisitions made by the Company since then have been structured as taxable transactions, which results in a deduction for income tax purposes of amortization of intangibles.

Net Income. The net effect of the matters discussed above is that net income for the six months ended June 30, 1995, decreased to $105,000 ($.02 per share on 4,999,215 weighted average number of shares outstanding) as compared to $141,000 ($.03 per share on 4,806,597 weighted average number of shares outstanding) for the prior year period.

Liquidity and Capital Resources.
--------------------------------

In January 1993, the Company entered into an agreement with its primary bank which provided the Company with a $400,000 operating revolving credit line at prime plus 1.25% and a $270,000 five year term loan (funded in April 1993) at a floating rate of prime plus 1.25%, with monthly principal and interest payments. The loan terms contain covenants which require the Company to maintain a tangible net worth of at least $1,000,000 and a ratio of total debt (excluding subordinated or junior debt) to tangible net worth of not more than 2.0 to 1.0. For such purposes, "tangible net worth" means (i) the aggregate amount of assets (excluding intangible assets), equity, and similar items reflected on the Company's balance sheet, plus the amounts of any subordinated debt, junior debt and debt to stockholders, less (ii) liabilities. The loans contain cross-collateral provisions, are secured by substantially all of the assets of the Company and are personally guaranteed by the Company's President and CEO.

The Company owes its primary bank approximately $93,000 under a ten year promissory note bearing interest at 8.5% per annum, due May
18, 2003.  The note is secured by a mortgage on an improved site in

Tampa, Florida, which was purchased for $106,000 and at which the Company operates a company-owned store.

In February 1994, the Company executed new loan agreements with its primary bank which provided for an increase in the revolving credit line to $500,000 and a new seven year $880,000 term loan at a fixed rate of 8.25%, with monthly principal and interest payments. Proceeds from the term loan were used to partially fund the acquisitions and purchases of stores and for working capital for the acquired stores. In August 1994, the Company obtained an additional $250,000 in revolving credit line from its primary bank. The cumulative amount remaining due as of June 30, 1995 under the two term loans with the Company's primary bank was $940,000.

In May 1994, the Company obtained a revolving credit line in the amount of $100,000 (subsequently increased to $200,000) from a Washington bank to supplement cash required during peak check cashing periods at its Washington stores. The terms of this facility also include financial covenants measured using the stand alone balances of the subsidiary and require compliance with all covenants related to the debt provided by the Company's primary bank in Florida. Amounts outstanding under this facility bear interest at prime plus 2%.

In December 1994, the Company obtained a $500,000 term note payable to a bank, collateralized by certain installment notes receivable of its wholly owned subsidiary, Check Express Finance, Inc. This note payable bears interest at a variable interest rate, to be adjusted annually, currently at 10.625%, with a three year term and monthly interest and principal payments of $16,317. The Company pledged certain installment notes receivable as collateral for this loan. The Company's President also personally guarantees the facility. The Company obtained an additional $400,000 in April 1995 and an additional $200,000 in June 1995, under similar terms, in term notes payable from the same bank. The cumulative amount remaining due under these three term notes payable as of June 30, 1995 was $685,000.

In 1994, the Company expended approximately $1,090,000 in cash and issued approximately $1,089,000 in notes as consideration for the acquisition of 17 company stores, and received $90,000 in cash and $1,030,000 in notes for the sale of six stores plus approximately $170,000 in cash. Through June 30, 1995, the Company has received approximately $982,000 in cash for 5 company stores sold in January 1995.

In 1994, the Company expended approximately $285,000 in cash and $65,000 under capital lease agreements for the purchase of a new telephone system for its corporate headquarters and for the purchase of additional computer equipment for the headquarters and for the acquired stores. No amounts have been expended under capital lease agreements through June 30, 1995.

In 1994, the Company expended $1,490,000 for its consumer loan and auto finance receivables as compared to $98,000 in 1993. Through
June 30, 1995, the Company has expended approximately $1,067,000 for similar installment notes receivable.

Because the Company's operations consist primarily of check cashing and other financial services, its combined liquidity is readily ascertainable. At June 30, 1995, 12% of the Company's $10,372,000 in total assets consisted of cash.

The Company believes that with its present cash and credit lines it has sufficient capital to continue its present level of operations. In order to achieve management's goal of expanding operations significantly, including the planned growth of its consumer loan and auto finance activities, the Company will require additional capital resources. Although there can be no assurance that the Company will be able to secure such financing, management intends to actively pursue additional sources of capital.

SPECIAL CONSIDERATIONS
----------------------

The Company's business is subject to various continuing risks, including those described below.

Competition
-----------

As described above, the Company is in competition with various other businesses that cash checks, sell franchises and make loans. Many of the Company's competitors have significantly greater financial resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully with such other businesses.

Inherent Risks of Cash Business
-------------------------------

The services provided by Check Express in its company-owned money centers require each store to maintain a certain amount of cash on hand which presents a risk of cash shortages from employee error and theft. The Company has implemented controls and security procedures to minimize this risk; however, the risk cannot be totally eliminated. In addition, because the Company cashes checks, it is subject to losses from returned checks. For fiscal years ended December 31, 1994 and 1993, returned checks, net of collections, and cash shortages totaled 6.1% and 4.0% of check cashing service fees, respectively. Through June 30, 1995, returned checks, net of collections, and cash shortages totaled 5.5% of check cashing service fees.

Inherent Risks of Finance Business
----------------------------------

The Company is making small consumer loans and providing used automobile financing to individuals, most of whom can be characterized as high credit risks. Although the Company's actual losses from its financing activities have been minimal to date, there can be no assurance that the Company will be able to continue to operate with similar loan loss experience in the future. The Company recorded a $32,000 provision for loan losses in 1994 and a $21,000 provision through June 30, 1995.

The used automobile financing installment notes receivable are secured by the automobile and the Company has recourse agreements in place with each dealer such that management (repossession and resale) of the collateral supporting non-performing loans is the responsibility of the dealers. The Company currently purchases these installment notes receivable primarily from two used automobile dealers located in Central Florida.

Management does not feel that this concentration of business with two dealers represents a significant credit risk as the Central Florida used automobile industry is very strong, primarily because of the significance of the entertainment and recreation service industry in this geographic region, with a significant number of dealers. The dealer becomes part of the credit risk management structure only at the point at which the loan is non-performing and can not be recovered through the Company's collection efforts. At this point the dealer is responsible under the recourse agreement in place for repossessing and selling the automobile at auction in order to recover proceeds to the extent practically feasible. This assumes the dealer can not or does not wish to recondition and resell the automobile again; the normal course is for this resale to occur and the note related to the repossession to be settled by the dealer, typically at an amount representing break even on the net investment in the note at repossession. The new note related to the resale may or may not be purchased from the dealer, in accordance with the Company's normal purchase criteria for such notes. In the event one of these dealers was unable to fulfill his commitments with respect to the recourse agreement in place, the Company would utilize the other dealer to manage non-performing loans. The other dealer would be asked to repossess, recondition and resell the automobile, which would be both in the best interest of the dealer, due to the profit motive involved, and the best interest of the Company. The likelihood of both dealers experiencing difficulty at the same time is considered remote. If that were to occur, the Company would still have the ability to mitigate losses by working with other dealers in the market, many of whom are familiar to management personnel of the finance operation, to assist with management of non-performing loans.

Government Regulation
---------------------

There are some states which currently regulate check cashing stores. Regulations vary from state to state and range from simple minimum licensing requirements to limits on check cashing fees.
The Company and several of its franchisees operate in states which have regulations affecting check cashing stores. In addition, federal and some state regulations require the reporting of certain currency transactions. The Company began selling its own money orders in September of 1992 and operates under money order licensing regulations promulgated by the States of Florida and Indiana. The Company's finance activities are subject to numerous local, state and federal regulations. There can be no assurance that the Company will not be materially adversely affected by legislation or regulations currently in existence or which may be enacted in the future.

Seasonality
-----------

The check cashing business is seasonal, in large part the result of the timing of income tax refunds and the fees earned from the cashing of income tax refund and refund anticipation loan checks. Historically, most of the revenues for these seasonal services are earned within the quarter ending March 31 which, historically, has been the Company's most profitable quarter. However, see discussion of the impact of changes made by the IRS in 1995 under "Check Cashing Service Fees." The timing of the sale of new franchises is impossible to predict and can have a material effect on the results of operations of a particular quarter. However, the Company believes that the growth in continuing royalties, combined with the growth in finance revenues, may serve to mitigate the seasonality effect of the income tax season and the timing of new franchise sales. Accordingly, the results of operations for any one quarter are not necessarily indicative of the results of operations which may be realized for the full year.

Effect of Inflation
-------------------

The Company believes that inflation does not currently have a material effect on its results of operations.

                      PART II - OTHER INFORMATION



Item 1.     Legal Proceedings.
------------------------------
   The Company is engaged from time to time as plaintiff in small claims court litigation relating to collection of returned checks and other litigation to protect its service marks; however, such litigation has not historically had any material effect on the Company's financial condition and results of operations. As the Company's franchise network expands, it is reasonably possible that the Company will be engaged in litigation with one or more of its franchisees from time to time.

   The Company, through its wholly owned subsidiary, was previously involved in litigation against a former employee of Check-X-Change. The former employee had made five separate claims against Check-X-Change related to breach of contract and untimely or non-payment of compensation, several of which overlapped and were not independent actions for separate damages. Arbitration of these claims was completed during July 1995 and damages for certain of the claims awarded. The damages awarded had no material adverse impact on the Company's financial position.

Item 2.     Changes in Securities
---------------------------------
   None.

Item 3.     Defaults upon Senior Securities.
--------------------------------------------
   None.

Item 4.     Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------
   None.

Item 5.     Other Information.
------------------------------
   Extension of Warrants
   ---------------------

   The Company has warrants outstanding issued in connection with the Company's public offering of Units in 1993. Each Unit consisted of four shares of Common Stock and two Warrants. Each Warrant entitles the holder thereof to purchase one share of Common Stock at the stated exercise price of $3.00 per share. The terms of each Warrant are governed by a Warrant Agreement and a Warrant Certificate.

   These Warrants had an original Expiration Date of June 24, 1995. However, the Company's Board of Directors approved the extension of this Expiration Date until December 31, 1996, but has not extended the Company's registration obligation relating to the shares of common stock underlying the Warrants except as to any period of time during which the Warrants are and have been "in the money" for not less than thirty calendar days.

   Discussions Regarding Possible Transaction Involving the
Company

   On August 3, 1995, the Company announced that it has entertained preliminary discussions with several parties regarding the possible acquisition of the Company by one of such parties. Such an acquisition, if consummated, could be structured as a purchase, a merger, or otherwise. However, no agreement has been reached with any party regarding any transaction, and there is no assurance that any agreement will be entered into. The Company does not expect to make any further public comment on this matter unless and until an agreement is entered into with an acquiring party.

Item 6.     Exhibits and Reports on Form 8-K.
---------------------------------------------

   None.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CHECK EXPRESS, INC.


August 12, 1995              By:         Decker A. Todd
-----------------               ---------------------------------
                                 Decker A. Todd
                                 Vice President of Finance and
                                 Chief Financial Officer