Form 10QSB
period 1995-09-30
CHECK EXPRESS INC
filed 1995-11-15
CIK 806439

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                   --------------------------

                          FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (Fee Required)
     For the quarterly period ended September 30, 1995.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from ____________ to ___________.


                 Commission file number 0-17961


             CHECK EXPRESS, INC.
                   (Exact name of registrant as specified in its charter)


                FLORIDA                             59-2731112
-------------------------------                --------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification No.)


101 East Kennedy Boulevard, Suite 3800, Tampa, Florida     33602
------------------------------------------------------     ------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (813) 223-3338
                                                     --------------

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

There were 5,060,982 shares of common stock outstanding as of October 31, 1995.

                       CHECK EXPRESS, INC.
                        AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                       Page
Item 1.  Consolidated Financial Statements

         Interim Unaudited Consolidated Balance Sheets
         as of September 30, 1995 and December 31, 1994          3

         Interim Unaudited Consolidated Statements of
         Income for the three months and nine months ended
         September 30, 1995 and September 30, 1994               4

         Interim Unaudited Consolidated Statements of
         Cash Flows for the nine months ended
         September 30, 1995 and September 30, 1994               5

         Notes to Interim Unaudited Consolidated Financial
         Statements                                              7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           14

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                       25

Item 2.  Changes in Securities                                   25

Item 3.  Defaults upon Senior Securities                         25

Item 4.  Submission of Matters to a Vote of Security Holders     25

Item 5.  Other Information                                       25

Item 6.  Exhibits and Reports on form 8-K                        26


Signatures                                                       27

              CHECK EXPRESS, INC. AND SUBSIDIARIES
          INTERIM UNAUDITED CONSOLIDATED BALANCE SHEETS


            September 30,             December 31,

                1995                       1994
ASSETS
CURRENT ASSETS
  Cash
            $  1,547,436              $  1,539,527
  Accounts receivable, net
                 927,160                   634,945
  Installment notes receivable, net
               1,257,778                   753,472
  Notes receivable
                  91,815                    73,977
  Recoverable income taxes
                  23,107                    41,334
  Prepaid expenses and other current assets
                 318,162                   389,287
     Total current assets
               4,165,458                 3,432,542
  Notes receivable
                 894,837                   953,099
  Property and equipment, net
               1,619,664                 1,652,499
  Accounts receivable, net
                 122,500                   122,500
  Installment notes receivable, net
               1,434,179                   825,418
  Intangibles, net
               2,209,321                 2,906,695
  Other assets, net
                 160,841                   133,102
     Total assets
            $ 10,606,800              $ 10,025,855

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks
            $  1,317,858              $  1,280,000
  Notes payable other
                    -                      338,944
  Current maturities of capital lease obligations
                  23,711                    35,118
  Current maturities of senior long term debt
                 413,533                   159,031
  Current maturities of subordinated long term debt
                 223,870                   298,880
  Accounts payable
                 326,634                   197,942
  Unredeemed money orders
               1,394,675                   968,195
  Income taxes payable
                    -                         -
  Other liabilities
                 281,641                   296,898
  Unearned income
                 113,823                    39,911
       Total current liabilities
               4,095,745                 3,614,919
  Capital lease obligations
                  48,210                    65,880
  Senior long term debt
               1,189,700                 1,078,874
  Subordinated long term debt
                 727,766                   799,342
  Unearned income
                 193,500                   193,500
  Accrued franchise commissions
                  24,750                    24,750
  Deferred income taxes
                 174,834                   173,708
     Total liabilities
               6,454,505                 5,950,973

COMMITMENTS & CONTINGENCY
                    -                         -

STOCKHOLDERS' EQUITY
  Common stock - authorized, 10,000,000 shares, $.004 par value;
    5,060,982 and 4,973,503 shares issued and  outstanding at
    September 30, 1995 and December 31, 1994, respectively
                  20,244                    19,894
  Additional paid-in-capital
               3,698,370                 3,653,903
  Retained earnings
                 433,681                   401,085
     Total stockholders' equity
               4,152,295                 4,074,882
     Total liabilities and stockholders' equity
            $ 10,606,800              $ 10,025,855


The accompanying Notes to Interim Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

              CHECK EXPRESS, INC. AND SUBSIDIARIES
       INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF INCOME




                                                            Three Months Ended
September 30,        Nine Months Ended September 30,
                                                                1995
    1994                1995                1994

  RESTATED                                RESTATED
REVENUES:
  Check cashing service fees                                 $ 1,195,266
 $ 1,435,721         $ 3,777,450         $ 4,129,097
  Franchise fees                                                 152,055
      42,650             293,055             154,450
  Franchise royalties                                            362,934
     339,318           1,082,431             982,856
  Finance revenues                                               207,427
      93,008             608,004             211,368
  Other revenues                                            (     22,722)
      20,033             253,426              56,668
     Total revenues                                            1,894,960
   1,930,730           6,014,366           5,534,439

EXPENSES:
  Store expenses (includes $78,775, $89,525,
   $230,009 and $238,664, respectively, of
   depreciation and amortization)                              1,193,404
   1,341,729           3,669,390           3,703,066
  Franchise expenses (includes $20,109, $25,702,
   $60,432 and $76,169, respectively, of depreciation
   and amortization)                                             501,187
     362,012           1,259,009             829,087
  Finance expenses (includes $637, $622, $1,912 and
    $1,868, respectively, of depreciation and
    amortization)                                                 83,276
      51,458             195,969             120,315
  Headquarters expenses (includes $19,287, $21,897,
    $58,557 and $44,689, respectively, of depreciation
    and amortization)                                            150,466
     196,424             506,010             551,855
  Interest expense                                               111,434
      78,741             318,796             172,797
     Total expenses                                            2,039,767
   2,030,364           5,949,174           5,377,120

  Income (loss) before income taxes                         (    144,807)
(     99,634)             65,192             157,319

  Income taxes (benefit)                                    (     72,623)
(     50,835)             32,596              64,794

  Net income (loss)                                         ($    72,184)
($    48,799)        $    32,596         $    92,525


  Earnings per share                                        ($       .01)
($       .01)        $       .01         $       .02

  Weighted average number of shares of common
   stock outstanding                                           5,060,982
   4,815,976           5,019,970           4,806,597










The accompanying Notes to Interim Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

              CHECK EXPRESS, INC. AND SUBSIDIARIES
    INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                 Nine Months Ended September 30,

                    1995                  1994

                                        RESTATED
Cash flows from operating activities:
       Net income
                $     32,596          $     92,525
       Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Depreciation and amortization
                     350,910               361,391
         Provision for losses on receivables
                      48,459                23,091
         Deferred income taxes
                       1,126                75,426
         (Gain) loss on sale of assets
               (     257,292)        (      53,923)
         (Income) loss from joint venture on equity method
               (      29,574)                 -
       Changes in assets and liabilities (exclusive of
        net assets acquired and disposed)
         (Increase) decrease in:
          Accounts receivable
               (     292,215)               66,607
          Recoverable income taxes
                      18,227                16,351
          Prepaid expenses and other current assets
                      92,376         (     182,336)
          Other assets
               (      35,233)        (      36,214)
         Increase (decrease) in:
          Accounts payable
                     128,692         (      47,398)
          Unredeemed money orders
                     426,480                50,671
          Income taxes payable
                        -                     -
          Other liabilities
               (      15,257)               83,105
          Unearned income
                      73,912                43,761
           Net cash provided by (used in) operating activities
                     543,207               493,057

Cash flows from investing activities:
        Installment notes receivable, net
               (  1,161,526)         (  1,078,313)
        Notes receivable
                     40,424                 7,449
        Capital expenditures
               (    350,774)         (    691,156)
        Cash distributions received from joint venture under equity method
                     10,850                  -
        Net cash received (paid) for entities acquired and disposed
                    992,332          (  1,233,636)
           Net cash (used in) provided by investing activities
               (    468,694)         (  2,995,656)

Cash flows from financing activities:
        Borrowings under notes payable banks
                  1,450,410               900,000
        Repayment of notes payable to banks
               (  1,412,552)                 -
        Borrowings under notes payable other
                    150,000               245,000
        Repayment of notes payable other
               (    488,944)         (    106,156)
        Borrowings under long term debt
                    500,000               955,000
        Repayment of borrowings under long term debt
               (    281,258)         (    206,509)
        Repayment of borrowings under capital lease agreements
               (     29,077)         (     28,911)
        Proceeds from issuances of common stock for
         exercise of stock options
                     44,817                69,862
           Net cash (used for) provided by financing activities
               (     66,604)            1,828,286

Net increase (decrease) in cash
                      7,909          (    674,313)
Cash at beginning of period
                  1,539,527             2,630,521
Cash at end of period
                $ 1,547,436           $ 1,956,208



The accompanying Notes to Interim Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

              CHECK EXPRESS, INC. AND SUBSIDIARIES
    INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS




          Nine Months Ended September 30,

             1995                 1994

                                RESTATED
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
       Income taxes
         $     24,910         $      4,800
       Interest
         $    309,455         $    178,424

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements of the Company at September 30, 1995, and for the periods then ended were prepared in accordance with generally accepted accounting principles and in accordance with the instructions of Form 10-QSB. It is the opinion of management that all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 1995, and the results of operations and cash flows for the periods then ended, have been included.
The September 30, 1994 financial position, results of operations and cash flows for the periods then ended have been restated for the effects of adjustments made in the fourth quarter 1994 which also affected the third quarter 1994. These fourth quarter 1994 adjustments and their respective effects on the periods ended September 30, 1994 are described further as follows.

The Company expensed a finders fee to an employee of $61,000 related to a 1994 acquisition which had previously been inadvertently capitalized in the period ended September 30, 1994.
The adjustment reduced net income in periods ended September 30, 1994 by $30,500 ($0.01 per share).

The Company also reduced finance revenues for the periods ended September 30, 1994, by $59,000, as a result of the discovery of a system error in recording early payoffs of certain auto loans. The adjustment reduced net income for the periods ended September 30, 1994 by $29,500 ($0.01 per share).

Principles of Consolidation

The interim unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. The Company has a fifty percent interest in a joint venture which is accounted for under the equity method.

Franchise Fees Receivable

Management continuously monitors the franchisee's performance and if the current facts and circumstances indicate that there now exists a degree of uncertainty about the franchisee's ability to open a future store(s) or to pay fees due the Company, then an appropriate allowance is established to provide for possible uncollectible amounts.

At September 30, 1995 and December 31, 1994, accounts receivable
(net) from franchisees and the related accrued commissions (not payable until the account is collected) are as follows:

                                                               September 30,
        December 31,
                                                                    1995
            1994

          Accounts receivable                                   $    448,712
        $    478,617
          Allowance for doubtful accounts                             25,000
              25,000
                                                                $    423,712
        $    453,617

          Current, net of allowance for
            doubtful accounts of $0 and
            $0, respectively                                    $    301,212
        $    331,117
          Long-term, net of allowance for
            doubtful accounts of $25,000
            and $25,000, respectively                                122,500
             122,500
                                                                $    423,712
        $    453,617
          Unearned income:
            Current                                             $    109,945
        $     36,500
            Long term                                                193,500
             193,500
                                                                $    303,445
        $    230,000

          Accrued Commissions (net)                             $     26,125
        $      8,220

The long term accounts receivable are non-interest bearing. Any discount factor is not considered material to the financial statements. The unearned income balances represent cash payments received under franchise agreements prior to the earnings process being completed and/or amounts recorded with a comparable account receivable recorded to reflect the terms of existing contracts in the balance sheet.

Also included in the Company's accounts receivable balances as of September 30, 1995 and December 31, 1994, are three receivables totaling $52,000 related to and securitized by legal judements awarded to Check-X-Change Corporation. These judgments were existing at the time of the acquisition of Check-X-Change Corporation, and the Company believes these receivables are fully collectible.

Installment Notes Receivable

Balances related to the Company's installment notes receivable as of September 30, 1995 and December 31, 1994 were as follows:

                                                                September 30,
         December 31,
                                                                    1995
             1994
          Gross balances:
            Consumer loans                                      $     35,097
         $    122,739
            Auto loans                                             3,930,314
            2,211,581
                                                                   3,965,411
            2,334,320
          Unearned Discount                                    (   1,210,236)
        (     734,298)
            Net before reserve for losses                          2,755,175
            1,600,022
          Reserve for losses                                   (      63,218)
        (      21,132)
            Installment notes receivable, net                   $  2,691,957
         $  1,578,890

Reserve for losses on these contracts is currently being recorded at a level to provide six percent of the balance outstanding for the consumer loans and one percent of the net balance outstanding for the auto loans. These percentages have been determined to be reasonable based on small finance company industry levels as adjusted for the Company's historical experience to date (the finance company operation began in the fourth quarter 1993). The Company has several protective mechanisms in place with respect to each type of installment note receivable, including non-file insurance relative to the consumer loans and recourse arrangements with the dealers on the auto loans. Loan origination costs, if any, are not significant and are expensed when incurred.

Approximately $20,000 of the increase in the provision for loan losses is due to reserves established for losses anticipated related to installment notes receivable purchased from a used automobile dealer, who has recently experienced financial difficulties and, as a result, gone out of business. As of October 31, 1995, the Company has thirty eight active accounts purchased from this dealer, with an aggregate balance due net of unearned discount of approximately $65,000, approximately $56,000 of which is contractually current within 30 days on their payments due. As of the same date, the Company has ten accounts from this dealer currently in repossession, such accounts having a balance due net of unearned discounts of approximately $18,000. One of the other two dealers with which the Company does business is assisting in repossessing and either retailing or selling at auction the automobiles underlying any of these installment notes receivable which are or may become non-performing. The total balance due net of unearned discount from the forty eight accounts purchased from this dealer is approximately $83,000, or 3% of the Company's total installment notes receivable as of September 30, 1995 of $2,692,000 and 132% of the reserve for doubtful accounts of $63,000 established as of September 30, 1995.

Earnings per Share

Earnings per share (EPS) for the periods ended September 30, 1995 and 1994 are based on the weighted average number of common shares outstanding during the periods since the amounts calculated using the modified treasury stock method were anti-dilutive in the aggregate for both the primary and fully diluted earnings per calculations.

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

This transaction has been accounted for as a purchase in accordance with APB No. 16 "Business Combinations". Accordingly, the results of the acquired company's operations have been included herein since the effective date of the acquisition. The following are pro forma results of operations for the nine months ended September 30, 1994 assuming the transaction was effective as of January 1, 1994.

     Unaudited
                                                                       Three
Months             Nine Months

Ended                   Ended

September 30,           September 30,
                                                                           1994
                   1994
          Revenues                                                      $
2,011,566            $  5,938,619
          Income before income taxes                                   (
85,634)                227,320
          Net income                                                   (
39,359)                139,723
          Earnings per share                                           (
 .01)                    .03

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

The transactions described in the three preceding paragraphs were accounted for as purchases under APB No. 16 "Business Combinations" and the results of their operations subsequent to their acquisition have been included herein. Pro forma information is not presented herein as such data is not considered material to the financial statements.

During 1995 and 1994, no portion of excess purchase price has been allocated to customer lists as management's estimate of the value of such assets related to these particular operations is insignificant. In prior years, some amounts were identified as allocable to customer lists in conjunction with recording certain acquisitions.

In April 1994, the Company sold to an unrelated third party all the non-cash assets, plus cash of approximately $60,000, of the Atlanta, Georgia. The consideration received was a $280,000 note, principal and interest at 9% per annum payable monthly, with the unpaid balance due March 31, 1997. The consideration received was greater than the carrying value of the assets sold.

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

Effective October 1, 1994, the Company sold all of the non-cash assets, plus cash of $120,000, of two stores in the West Palm Beach, Florida market to the Galleon Corporation, the principal shareholder of which is a former employee of the Company, under a Check Express USA, Inc. franchise agreement. The consideration received was a $650,000 note, principal and interest at 8.75% per annum payable monthly beginning in February 1995, with interest compounded monthly from the date of the note, October 1, 1994. In connection with the sale of these stores, the Company has unconditionally guaranteed to pay any and all claims of Western Union Financial Services, Inc. in connection with the day to day operation of these stores as it pertains to Western Union Money Transfer Drafts until December 31, 1995. The amounts of such drafts outstanding and guaranteed by the Company at September 30, 1995 and December 31, 1994 were $46,280 and $18,917, respectively.

Effective January 31, 1995, the Company sold substantially all the non-cash assets of five check cashing stores located in Stockton and Modesto, California to California Check Cashing Stores, Inc., an unrelated California corporation, for $1,010,232 in cash. These stores, which were acquired during 1994 in two separate acquisition transactions, represented approximately nine percent (unaudited) of the Company's revenues for 1994, and eight percent (unaudited) of the Company's total assets. The sale of these five stores resulted in a gain of approximately $290,000 (unaudited), before income taxes, recorded by the Company in the first quarter 1995.

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

NOTE 5 - BORROWINGS

Effective August 31, 1995, the Company converted the two revolving lines of credit totaling $750,000, provided by the Company's primary bank, into a thirteen month term loan of $650,000. This term loan bears interest at 11.5% per annum and requires a monthly principal and interest payment of $49,835. This loan is collateralized specifically by certain installment notes receivable of the Company's wholly owned subsidiary, Check Express Finance, Inc., is cross-collateralized with all other debt provided by the Company's primary bank by substantially all the assets of the Company, and is personally guaranteed by the Company's President and CEO.

The cumulative amount remaining due as of September 30, 1995 under the three term loans with the Company's primary bank was $1,560,000.

The Company has obtained a series of three year term notes payable to another bank, $500,000 in December 1994, $400,000 in April 1995, $200,000 in June 1995, and $114,000 in October 1995, collateralized by certain installment notes receivable of the Company's wholly owned subsidiary, Check Express Finance, Inc. and personally guaranteed the Company's President and CEO. The first three notes payable bear interest at variable interest rates ranging from 10.625% per annum to 11.125%, to be adjusted annually, with the October 1995 note bearing interest at a fixed rate of 11.125% per
annum.   These four notes payable require an aggregate minimum
monthly principal and interest payment totaling $47,027. The Company has made additional principal payments on these notes each month to the extent that collections on the underlying installment notes receivable collateralizing the notes payable have exceeded the aggregate minimum monthly principal and interest payment on the then outstanding notes payable to the bank. The cumulative amount remaining due under the three term notes payable outstanding as of September 30, 1995 was $468,000.

Also effective August 31, 1995, the Company and its wholly owned subsidiary, Check Express Finance, Inc., entered into a $500,000 revolving credit agreement with another bank, and obtained an initial advance thereunder of $500,000 under a two year term note payable collateralized by certain installment notes receivable of Check Express Finance, Inc. This term note payable bears interest at a fixed rate of 10.75% per annum and requires a minimum monthly interest and principal payment of $23,246. Additional principal payments will be made monthly, as a result of early pay-downs or payoffs of installment notes receivable collateralizing the loan, to the extent the Borrowing Base calculated under the terms of the credit agreement and based on the balances of the installment notes receivable outstanding at each month end is less than the principal balance of the term note payable. Check Express Finance, Inc. may request subsequent advances, in minimum increments of $100,000, to the extent that the revolving credit facility of $500,000 is not fully accessed. The Company and the Company's President and CEO have provided guarantees to the bank regarding this term note payable.

The Company converted $82,000 of the $108,000 outstanding as of September 30, 1995, of its 11% per annum unsecured notes payable which had balloon payments due November 1, 1995, to term notes with the same monthly payments of principal and interest until the balances are liquidated, October 1, 1997.

NOTE 6 - COMMITMENTS

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

NOTE 7 - SUBSEQUENT EVENTS

On October 16, 1995, the Company and Ace Cash Express, Inc. (NASDAQ: AACE) ("Ace") announced they had signed a definitive agreement for the purchase by Ace of all the outstanding stock of Check Express, Inc. for $1.20 per share in cash ("the Merger Agreement"). Completion of the transaction ("the Merger") is subject to due diligence by Ace and subject to approval by the shareholders of Check Express. A date for the Check Express shareholders meeting will be announced upon completion of due diligence and review of proxy materials by the Securities and Exchange Commission ("the SEC"). The Company has capitalized costs of $38,000 incurred during the quarterly period ended September 30, 1995, in connection with reaching this definitive agreement.

                      PART I  -  ITEM 2.

            Management's Discussion and Analysis of
          Financial Condition and Results of Operations




Operations


Three Months Ended September 30, 1995 as Compared to Three Months
Ended September 30, 1994

Revenues. Revenues for the quarter ended September 30, 1995, decreased 2%, or $36,000, to $1,895,000 as compared to $1,931,000 for the prior year period.

Check Cashing Service Fees. Company store revenues decreased 17%, or $241,000, to $1,195,000. The decrease is comprised of a 13% increase in comparable store revenues (22 stores which were open for both of the full two periods compared) of $112,000, an increase in revenues of $103,000 from 4 stores acquired after the second quarter 1994 plus $2,000 from a newly opened store, offset by a decrease in revenues from 11 stores sold of $384,000 and a decrease in revenues from 5 stores closed of $73,000. See further discussion of the causes of the increase in comparable store revenues for the quarter included in the discussion, at page 13 hereof, of fluctuations in check cashing service fees for the nine month periods ended September 30, 1995 and 1994.

Franchise Revenues. Franchise revenues for the 1995 period increased 35%, or $133,000, to $515,000 over the same period in 1994. Initial franchise sales fees increased 253%, or $109,000, to $152,000 for the period while continuing royalties increased 7%, or $24,000, to $363,000.

Finance Revenues. The Company makes small consumer loans through selected company owned stores and purchases at a discount loans receivable on used automobiles through a limited number of dealers in Florida. Finance revenues for the quarter ended September 30, 1995, were $207,000, an increase of $114,000, or 123%, over the same period in 1994, primarily the result of an increase in used automobile loans receivable. The Company's expansion of this operation is dependent upon it's ability to successfully acquire additional capital to fund the purchase of new loans and/or to add selected used automobile dealers to its dealer network for origination of loans.

Other Revenues. Other revenues decreased to ($23,000) from $20,000 in the prior period. The other revenue for the 1994 period resulted from the gain on sale of a company-owned store, while the reduction of other revenues for the same period in 1995 resulted principally from losses on the write-down of certain fixed assets related to stores closed.

Store Expenses.   Store expenses for the 1995 period decreased 11%,
or $149,000, to $1,193,000. Salaries and benefits decreased 18%, or $82,000; occupancy costs decreased 20%, or $42,000; returned check write offs increased 43%, or $30,000; store depreciation and amortization expense decreased 12%, or $11,000; other store expenses increased 7%, or $25,000; and area and regional expenses decreased 45%, or $68,000. Salaries and benefits decreased as a result of the net effect of an increase of $37,000 from the 22 comparable stores, an increase of 14% for those stores, plus $38,000 from the 4 acquired stores and $3,000 from a newly opened store, offset by a decrease of $121,000 from the 11 stores sold and $39,000 from the 5 closed stores. Occupancy expenses decreased as a result of fewer stores operating in the 1995 quarter than in 1994. The increase in returned check write-offs was comprised of an increase of $57,000 contributed by the 22 comparable stores, an increase of 163% for those stores, plus an increase of $2,000 from the 5 closed stores and $1,000 from a newly opened store, offset by a decrease of $28,000 from the 11 stores sold and a decrease of $2,000 from the 4 acquired stores. A significant amount of these uncollected returned items were checks cashed for established, commercial account customers, most of which are small businesses. These commercial customers have encountered financial difficulties of one sort or another, some due to declining business, others as a result of disputes between them and their customers over the acceptability of their goods or services sold resulting in stop payments being placed on checks issued to them by their customers as payment for their goods and services. Management believes a significant portion of these returned items will ultimately be collected. However, due to the nature of the items, the related disputes between the makers of the checks and our commercial customers, collection of these items generally requires our requesting the involvement of the State's Attorney. As a result, the cycle time for successful collection of these returned items is significantly longer than that, for example, for a payroll check or even a personal check, which can typically be collected within a period of several days. Depreciation and amortization decreased, with increases of $13,000 from the 22 comparable stores, $5,000 from the 4 acquired stores and $2,000 from the newly opened store being offset by a decrease of $26,000 from the 11 stores sold and $5,000 from the 5 closed stores. The increase related to comparable stores resulted from upgrades to older stores plus redesign and upgrade of our training store, which is also utilized for training of our franchisees. The increase in other store expenses resulted primarily from an increase of $134,000 from the 22 comparable stores, an increase of 69% for those stores, with significant contributors being bank charges, advertising, and the corporate overhead expense allocation. This increase was offset by a net decrease of $109,000 from the sold, closed, acquired and newly opened stores. The decline in area and regional expenses is comprised of decreases of $40,000 from the 11 stores sold, $18,000 from the 5 stores closed, $8,000 from the 4 acquired stores and $2,000 from the 22 comparable stores. This decrease results primarily from the elimination of two areas due to the sale of 5 stores in California in January 1995 and 2 stores in South Florida during the fourth quarter 1994, plus other savings resulting from stores sold and closed.

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

Franchise Expenses.   Franchise expenses for the 1995 period
increased 38%, or $139,000, to $501,000.   Salaries and benefits
increased 44%, or $56,000, to $183,000. Advertising expense increased 38%, or $18,000, to $65,000, due to marketing of franchise kiosks targeted at convenience stores which was initiated in the third quarter of 1994, and an increase in full-service franchise marketing. Fees associated with the installation of the

Company's proprietary check cashing computer system for new franchisees increased 500%, or $15,000, to $18,000 due to a larger number of new franchisee store locations in 1995 versus 1994. Occupancy costs decreased 15%, or $3,000, to $17,000. Depreciation and amortization expense decreased 23%, or $6,000, to $20,000 due to a reduction in amortization of the excess purchase price recorded with respect to the Check-X-Change acquisition, resulting from the final adjustment of purchase accounting as of October 1, 1994, whereby goodwill was reduced by approximately $190,000. Travel and lodging expense decreased 36%, or $41,000, to $73,000, primarily due to a shift in timing for many franchise visits from the third quarter in 1994 to the second quarter in 1995. Professional services expenses increased 725%, or $29,000, to $33,000, all related to an increase in activity related to licensing, registering and protecting the Check Express USA and Check-X-Change trade names, trademarks and other intellectual property. Other expenses increased 152%, or $38,000, to $63,000, primarily the result of increased telephone expenses and other costs associated with additional sales and other personnel. The corporate overhead allocation increased to $29,000 for 1995.

Finance Expenses.    Expenses associated with the Company's small
consumer loan and auto loan finance activities increased 63%, or $32,000, to $83,000 in 1995. Salaries and benefits increased 14%, or $4,000, to $32,000, provision for loan losses increased 222%, or $20,000, to $29,000, and other expenses increased 57%, or $8,000, to $22,000. The increase in the provision for loan losses is due to reserves established for losses anticipated related to installment notes receivable purchased from a used automobile dealer, who has recently experienced financial difficulties and, as a result, gone out of business. As of October 31, 1995, the Company has thirty eight active accounts purchased from this dealer, with an aggregate balance due net of unearned discount of approximately $65,000, approximately $56,000 of which is contractually current within 30 days on their payments due. As of the same date, the Company has ten accounts from this dealer currently in repossession, such accounts having a balance due net of unearned discounts of approximately $18,000. One of the other two dealers with which the Company does business is assisting in repossessing and either retailing or selling at auction the automobiles underlying any of these installment notes receivable which are or may become non-performing. The total balance due net of unearned discount from the forty eight accounts purchased from this dealer is approximately $83,000, or 3% of the Company's total installment notes receivable as of September 30, 1995 of $2,692,000 and 132% of the reserve for doubtful accounts of $63,000 established as of September 30, 1995.

Headquarters Expenses.  Headquarters expenses decreased 23%, or
$46,000, to $150,000, the net result of increases to components of headquarters expenses offset by related increases in allocations of certain expenses to the Company's operations.

Corporate overhead expenses, before allocations to operations, increased 18%, or $38,000, to $244,000. Salaries and benefits increased 32%, or $34,000, to $141,000, due to additional personnel. Occupancy costs increased 38%, or $3,000, to $11,000 as a result of an increase in the amount of rent expense allocated to corporate overhead functions versus various operations functions. Depreciation and amortization expense decreased 14%, or $3,000, to $19,000. Other expenses increased 6%, or $4,000, to $73,000, primarily due to additional expenses related to the 1994 business expansion.

Interest Expense.   Interest expense increased 40%, or $32,000, to
$111,000, primarily due to increased interest paid to banks and individuals for loans made to help fund acquisitions, plus interest paid to banks due to the growth in the Company's portfolio of auto finance receivables. Approximately $63,000 of the interest expense for the 1995 period is allocable to funding of the Finance operation.

Loss Before Income Taxes. Loss before income taxes increased 45%, or $45,000, to $145,000 for the 1995 period as compared to $100,000 in 1994.

Income Taxes Benefit Benefit from income taxes for the 1995 period is $73,000 as compared to $51,000 in 1994, representing estimated effective income tax rates of approximately 50% for both
periods.    The  effective tax rate for both periods is higher than
the statutory rate principally as a result of the amount of goodwill amortization related to certain acquisition transactions which occurred principally at the end of 1993, in relation to the amounts of pre-tax income for these periods. Those acquisitions were structured as non-taxable reorganizations, which resulted in the amortization of intangibles for book accounting purposes being non-deductible for income taxes. Acquisitions made by the Company since then have been structured as taxable transactions, which results in a deduction for income tax purposes of amortization of intangibles.

Net Loss. The net effect of the matters discussed above is that the net loss for the quarter ended September 30, 1995, increased to $72,000 (a loss of $.01 per share on 5,060,982 weighted average number of shares outstanding) as compared to $49,000 (a loss of $.01 per share on 4,815,976 weighted average number of shares outstanding) for the prior year period.


Nine Months Ended September 30, 1995 as Compared to Nine Months
Ended September 30, 1994

Revenues. Revenues for the nine months ended September 30, 1995, increased 9%, or $480,000, to $6,014,000 as compared to $5,534,000 for the prior year period.

Check Cashing Service Fees. Company store revenues decreased 9%, or $352,000, to $3,777,000. The decrease was comprised of an increase in comparable store revenues (22 stores which were open for both of the full two periods compared) of 7%, or $201,000, in addition to an increase in revenues of $522,000 from 4 stores acquired after the second quarter 1994, offset by a decrease in revenues from 11 stores sold of $940,000 and a decrease in revenues from 5 stores closed of $135,000.

The increase in comparable store revenues includes a decrease in fees from the Company's income tax electronic filing and refund anticipation loan programs of $64,000, the direct result of changes made by the Internal Revenue Service with respect to processing of income tax returns filed electronically and applying for a refund anticipation loan. Check cashing fees in our 22 comparable stores continue to show improvements over the prior year, the combined result of a slight fee increase on certain types of checks cashed and an increase in the face amount of checks cashed.

Franchise Revenues. Franchise revenues for the 1995 period increased 21%, or $238,000, to $1,375,000, compared to $1,137,000 for the same period in 1994. Initial franchise sales fees increased 90%, or $139,000, to $293,000 for the period while continuing royalties increased 10%, or $99,000, to $1,082,000.

Finance Revenues. The Company makes small consumer loans through selected company owned stores and purchases at a discount loans receivable on used automobiles through a limited number of dealers in Florida. Finance revenues for the nine months ended September 30, 1995, were $608,000, an increase of $397,000, or 188%, over the same period in 1994, primarily the result of an increase in used automobile loans receivable. The Company's expansion of this operation is dependent upon it's ability to successfully acquire additional capital to fund the purchase of new loans and/or to add selected used automobile dealers to its dealer network for origination of loans.

Other Revenues. Other revenues increased to $253,000 from $57,000 in the prior period. The other revenue for the 1994 period resulted primarily from the gain on sale of a company-owned store, while the other revenues for the same period in 1995 resulted principally from the gain on sale in January 1995 of 5 stores located in California offset by losses on the write-down of certain fixed assets related to stores closed during 1995.

Store Expenses.   Store expenses for the 1995 period decreased 1%,
or $34,000, to $3,669,000. Salaries and benefits decreased $2,000, or less than 1%; occupancy costs decreased 9%, or $49,000; returned check write offs increased 6%, or $13,000; store depreciation and amortization expense decreased 4%, or $9,000; other store expenses increased 16%, or $171,000; and area and regional expenses decreased 40%, or $158,000.

Salaries and benefits decreased as a result of the net effect of increases of $128,000 from the 22 comparable stores, an increase of 16% for those stores, plus $203,000 from the 4 acquired stores and $5,000 from a newly opened store, offset by decreases of $277,000 from the 11 stores sold and $61,000 from the 5 closed stores. Occupancy expenses decreased as a result of fewer stores operating in the 1995 period than in 1994. The increase in returned check write-offs was comprised of increases of $88,000 contributed by the 22 comparable stores, a 71% increase for those stores, $8,000 from the 4 acquired stores and $1,000 from a newly opened store, offset by a decrease of $84,000 from the 11 stores sold. A significant amount of these uncollected returned items were checks cashed for established, commercial account customers, most of which are small businesses. These commercial customers have encountered financial difficulties of one sort or another, some due to declining business, others as a result of disputes between them and their customers over the acceptability of their goods or services sold resulting in stop payments being placed on checks issued to them by their customers as payment for their goods and services.
Management believes a significant portion of these returned items will ultimately be collected. However, due to the nature of the items, the related disputes between the makers of the checks and our commercial customers, collection of these items generally requires our requesting the involvement of the State's Attorney.
As a result, the cycle time for successful collection of these returned items is significantly longer than that, for example, for a payroll check or even a personal check, which can typically be collected within a period of several days. Depreciation and amortization decreased, resulting from increases of $22,000 from the 22 comparable stores, $27,000 from the 4 acquired stores and $3,000 from the newly opened store, offset by decreases of $56,000 from the 11 stores sold and $5,000 from the 5 closed stores. The increase related to comparable stores resulted mainly from upgrades to older stores plus redesign and upgrade of our training store, which is also utilized for training of our franchisees. The increase in other store expenses resulted primarily from an increase of $232,000 from the 22 comparable stores, an increase of 39% for those stores, with significant contributors being bank charges, advertising, and the corporate overhead expense allocation. This increase was offset by a net decrease of $109,000 from the sold, closed, acquired and newly opened stores. The decline in area and regional expenses reflects the net effect of an increase of $1,000 related to a newly opened store offset by decreases of $88,000 from the 11 stores sold, $34,000 from the 5 stores closed, $7,000 from the 4 acquired stores, and $30,000 from the 22 comparable stores, comprised mainly of a reduction in personnel costs offset by recruiting expenses related to the management trainee program implemented during the first quarter 1995. The decrease in area and regional expenses results primarily from the elimination of two areas due to the sale of 5 stores in California in January 1995 and 2 stores in South Florida during the fourth quarter 1994, plus other savings resulting from stores sold and closed.

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

Franchise Expenses.   Franchise expenses for the 1995 period
increased 52%, or $430,000, to $1,259,000. Salaries and benefits increased 30%, or $110,000, to $480,000. Advertising expense increased 90%, or $80,000, to $169,000, due to marketing of franchise kiosks targeted at convenience stores which was initiated in the third quarter of 1994, and an increase in full-service franchise marketing. Fees associated with the installation of the Company's proprietary check cashing computer system for new franchisees increased 100%, or $15,000, to $30,000 due to a larger number of new franchisee store locations in 1995 versus 1994. Occupancy expenses increased 22%, or $9,000, to $50,000. Depreciation and amortization expense decreased 21%, or $16,000, to $60,000 due to a reduction in amortization of the excess purchase price recorded with respect to the Check-X-Change acquisition, resulting from the final adjustment of purchase accounting as of October 1, 1994, whereby goodwill was reduced by approximately $190,000. Travel and lodging expenses increased 1%, or $2,000, to $137,000. Professional services expenses increased 393%, or $55,000, to $69,000, all related to an increase in activity related to licensing, registering and protecting the Check Express USA and Check-X-Change trade names, trademarks and other intellectual property. Other expenses increased 75%, or $77,000, to $179,000, primarily the result of increased telephone expenses and other costs associated with additional sales and other personnel, plus the net costs incurred by the Company in organizing and hosting an annual convention for its franchise owners. The corporate overhead allocation increased to $85,000 for 1995.

Finance Expenses.    Expenses associated with the Company's small
consumer loan and auto loan finance activities increased $76,000, or 63%, to $196,000 in 1995. Salaries and benefits increased $28,000, or 46%, to $89,000, provision for loan losses increased $30,000, or 150%, to $50,000, and other expenses increased 46%, or $18,000, to $57,000. Approximately $20,000 of the increase in the provision for loan losses is due to reserves established for losses anticipated related to installment notes receivable purchased from a used automobile dealer, who has recently experienced financial difficulties and, as a result, gone out of business. As of October 31, 1995, the Company has thirty eight active accounts purchased from this dealer, with an aggregate balance due net of unearned discount of approximately $65,000, approximately $56,000 of which is contractually current within 30 days on their payments due. As of the same date, the Company has ten accounts from this dealer currently in repossession, such accounts having a balance due net of unearned discounts of approximately $18,000. One of the other two dealers with which the Company does business is assisting in repossessing and either retailing or selling at auction the automobiles underlying any of these installment notes receivable which are or may become non-performing. The total balance due net of unearned discount from the forty eight accounts purchased from this dealer is approximately $83,000, or 3% of the Company's total installment notes receivable as of September 30, 1995 of $2,692,000 and 132% of the reserve for doubtful accounts of $63,000 established as of September 30, 1995. The other $10,000 of the increase in provision for loan losses for the period results from growth of the reserve for doubtful accounts in connection with the growth in the total portfolio of installment notes receivable.

Headquarters Expenses. Headquarters expenses decreased $46,000, or 8%, to $506,000 in 1995, the net result of increases to components of headquarters expenses offset by related increases in allocations of certain expenses to the Company's operations.

Corporate overhead expenses, before allocations to operations, increased 29%, or $178,000, to $782,000. Salaries and benefits increased 32%, or $108,000, to $443,000, due to additional personnel. Occupancy costs increased 50%, or $10,000, to $30,000 as a result of increased rent at the relocated corporate offices and an increase in the amount of rent expense allocated to corporate overhead functions versus various operations functions. Depreciation and amortization expense increased 31%, or $14,000, to $59,000, primarily due to additional telephone and computer equipment. Other expenses increased 23%, or $46,000, to $250,000, primarily due to additional expenses related to the 1994 business expansion.

Interest Expense.   Interest expense increased 84%, or $146,000, to
$319,000, primarily due to increased interest paid to banks and individuals for loans made to help fund acquisitions, plus interest paid to banks due to the growth in the Company's portfolio of auto finance receivables. Approximately $152,000 of the interest expense for the 1995 period is allocable to funding of the Finance operation.

Income before Income Taxes. Income before income taxes decreased
59%, or $92,000, to $65,000 for the 1995 period as compared to $157,000 in 1994.

Income Taxes. Provision for income taxes for 1995 period is $33,000 as compared to $65,000 in 1994, representing estimated effective income tax rates of approximately 50% and 41%, respectively. The increase in effective tax rate for 1995 as compared to 1994 and the relatively high effective tax rate for both periods is principally the result of the increase in the amount of goodwill amortization related to certain acquisition transactions which occurred principally at the end of 1993, in relation to the amounts of pre-tax income for these periods. Those acquisitions were structured as non-taxable reorganizations, which resulted in the amortization of intangibles for book accounting purposes being non-deductible for income taxes. Acquisitions made by the Company since then have been structured as taxable transactions, which results in a deduction for income tax purposes of amortization of intangibles.

Net Income. The net effect of the matters discussed above is that net income for the nine months ended September 30, 1995, decreased to $33,000 ($.01 per share on 5,019,970 weighted average number of shares outstanding) as compared to $93,000 ($.02 per share on 4,806,597 weighted average number of shares outstanding) for the prior year period.

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

The Company owes its primary bank approximately $91,000 under a ten year promissory note bearing interest at 8.5% per annum, due May 18, 2003. The note is secured by a mortgage on an improved site in Tampa, Florida, which was purchased for $106,000 and at which the Company operates a company-owned store.

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

Effective August 31, 1995, the Company converted the two revolving lines of credit totaling $750,000 into a thirteen month term loan of $650,000. This term loan bears interest at 11.5% per annum and requires a monthly principal and interest payment of $49,835. This loan is collateralized specifically by certain installment notes receivable of the Company's wholly owned subsidiary, Check Express Finance, Inc., is cross-collateralized with all other debt provided by the Company's primary bank by substantially all the assets of the Company, and is personally guaranteed by the Company's President and CEO.

The cumulative amount remaining due as of September 30, 1995 under the three term loans with the Company's primary bank was $1,560,000.

In May 1994, the Company obtained a revolving credit line in the amount of $100,000 (subsequently increased to $200,000) from a Washington bank to supplement cash required during peak check cashing periods at its Washington stores. The terms of this facility also include financial covenants measured using the stand alone balances of the subsidiary and require compliance with all covenants related to the debt provided by the Company's primary bank in Florida. Amounts outstanding under this facility bear interest at prime plus 2% and are personally guaranteed by the Company's President and CEO.

The Company has obtained a series of three year term notes payable to another bank, $500,000 in December 1994, $400,000 in April 1995, $200,000 in June 1995, and $114,000 in October 1995, collateralized by certain installment notes receivable of the Company's wholly owned subsidiary, Check Express Finance, Inc. and personally guaranteed the Company's President and CEO. The first three notes payable bear interest at variable interest rates ranging from 10.625% per annum to 11.125%, to be adjusted annually, with the October 1995 note bearing interest at a fixed rate of 11.125% per
annum.   These four notes payable require an aggregate minimum
monthly principal and interest payment totaling $47,027. The Company has made additional principal payments on these notes each month to the extent that collections on the underlying installment notes receivable collateralizing the notes payable have exceeded the aggregate minimum monthly principal and interest payment on the then outstanding notes payable to the bank. The cumulative amount remaining due under the three term notes payable outstanding as of September 30, 1995 was $468,000.

Also effective August 31, 1995, the Company and its wholly owned subsidiary, Check Express Finance, Inc., entered into a $500,000 revolving credit agreement with another bank, and obtained an initial advance thereunder of $500,000 under a two year term note payable collateralized by certain installment notes receivable of Check Express Finance, Inc. This term note payable bears interest at a fixed rate of 10.75% per annum and requires a minimum monthly interest and principal payment of $23,246. Additional principal payments will be made monthly, as a result of early pay-downs or payoffs of installment notes receivable collateralizing the loan, to the extent the Borrowing Base calculated under the terms of the credit agreement and based on the balances of the installment notes receivable outstanding at each month end is less than the principal balance of the term note payable. Check Express Finance, Inc. may request subsequent advances, in minimum increments of $100,000, to the extent that the revolving credit facility of $500,000 is not fully accessed. The Company and the Company's President and CEO have provided guarantees to the bank regarding this term note payable.

The Company converted $82,000 of the $108,000 outstanding as of September 30, 1995, of its 11% per annum unsecured notes payable which had balloon payments due November 1, 1995, to term notes with the same monthly payments of principal and interest until the balances are liquidated, October 1, 1997.

In 1994, the Company expended approximately $1,090,000 in cash and issued approximately $1,089,000 in notes as consideration for the acquisition of 17 company stores, and received $90,000 in cash and $1,030,000 in notes for the sale of six stores plus approximately $170,000 in cash. Through September 30, 1995, the Company has received approximately $982,000 in cash for 5 company stores sold in January 1995.

In 1994, the Company expended approximately $285,000 in cash and $65,000 under capital lease agreements for the purchase of a new telephone system for its corporate headquarters and for the purchase of additional computer equipment for the headquarters and for the acquired stores. No amounts have been expended under capital lease agreements through September 30, 1995.

In 1994, the Company expended $1,490,000 for its consumer loan and auto finance receivables as compared to $98,000 in 1993. Through
September 30, 1995, the Company has expended approximately
$1,164,000 for similar installment notes receivable.

Because the Company's operations consist primarily of check cashing and other financial services, its combined liquidity is readily ascertainable. At September 30, 1995, 15% of the Company's
$10,607,000 in total assets consisted of cash.

The Company believes that with its present cash and credit lines it has sufficient capital to continue its present level of operations.

Special Considerations

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

Inherent Risks of Cash Business

The services provided by Check Express in its company-owned money centers require each store to maintain a certain amount of cash on hand which presents a risk of cash shortages from employee error and theft. The Company has implemented controls and security procedures to minimize this risk; however, the risk cannot be totally eliminated. In addition, because the Company cashes checks, it is subject to losses from returned checks. For fiscal years ended December 31, 1994 and 1993, returned checks, net of collections, and cash shortages totaled 6.1% and 4.0% of check cashing service fees, respectively. Through September 30, 1995, returned checks, net of collections, and cash shortages totaled 6.8% of check cashing service fees.

Inherent Risks of Finance Business

The Company is making small consumer loans and providing used automobile financing to individuals, most of whom can be characterized as high credit risks. Although the Company's actual losses from its financing activities have been minimal to date, there can be no assurance that the Company will be able to continue to operate with similar loan loss experience in the future. The Company recorded a $32,000 provision for loan losses in 1994 and a $50,000 provision through September 30, 1995.

The used automobile financing installment notes receivable are secured by the automobile and the Company has recourse agreements with each dealer such that management (repossession and resale) of the collateral supporting non-performing loans is the responsibility of the dealers. The Company currently purchases these installment notes receivable primarily from two used automobile dealers located in Central Florida.

Management does not feel that this concentration of business with two dealers represents a significant credit risk as the Central Florida used automobile industry is very strong, primarily because of the significance of the entertainment and recreation service industry in this geographic region, with a significant number of dealers. The dealer becomes part of the credit risk management structure only at the point at which the loan is non-performing and can not be recovered through the Company's collection efforts. At this point the dealer is responsible under the recourse agreement for repossessing and selling the automobile at auction in order to recover proceeds to the extent practically feasible. This assumes the dealer can not or does not wish to recondition and resell the automobile again; the normal course is for this resale to occur and the note related to the repossession to be settled by the dealer, typically at an amount representing break even on the net investment in the note at repossession. The new note related to the resale may or may not be purchased from the dealer, in accordance with the Company's normal purchase criteria for such notes. In the event one of these dealers was unable to fulfill his commitments with respect to the recourse agreement, the Company would utilize the other dealer to manage non-performing loans. The other dealer would be asked to repossess, recondition and resell the automobile, which would be both in the best interest of the dealer, due to the profit motive involved, and the best interest of the Company. The likelihood of both dealers experiencing difficulty at the same time is considered remote. If that were to occur, the Company would still have the ability to mitigate losses by working with other dealers in the market, many of whom are familiar to management personnel of the finance operation, to assist with management of non-performing loans.

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

Seasonality

The check cashing business is seasonal, in large part the result of the timing of income tax refunds and the fees earned from the cashing of income tax refund and refund anticipation loan checks. Historically, most of the revenues for these seasonal services are earned within the six months ending June 30. The timing of the sale of new franchises is impossible to predict and can have a material effect on the results of operations of a particular quarter. However, the Company believes that the growth in continuing royalties, combined with the growth in finance revenues, may serve to mitigate the seasonality effect of the income tax season and the timing of new franchise sales. Accordingly, the results of operations for any one quarter are not necessarily indicative of the results of operations which may be realized for the full year.

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

Item 2.    Changes in Securities

           None.

Item 3.    Defaults upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           Definitive Merger Agreement With Ace Cash Express, Inc.
           Signed

           On October 16, 1995, the Company and Ace Cash Express, Inc. (NASDAQ: AACE) ("Ace") announced they had signed a definitive agreement for the purchase by Ace of all the outstanding stock of Check Express, Inc. for $1.20 per share in cash ("the Merger Agreement"). Completion of the transaction ("the Merger") is subject to due diligence by Ace and subject to approval by the shareholders of Check Express. A date for the Check Express shareholders meeting will be announced upon completion of due diligence and review of proxy materials by the Securities and Exchange Commission ("the SEC").

           In conjunction with the signing of the Merger Agreement, certain shareholders of the Company executed a Shareholder Agreement and Irrevocable Proxy which, among other things, grants Ace the irrevocable right to vote their shares of Common Stock in connection with the Merger. Ace filed a Form 3 and a Schedule 13-D with the SEC, both dated October 20, 1995, in order to report the granting of such rights to vote the Common Stock of the
           Company in connection with the Merger.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                Exhibit No.                                 Description of
Exhibits
                2.2          Agreement and Plan of Merger among Ace Cash
Express, Inc. (a Texas corporation),
                             Ace Acquisition Corporation (a Florida
corporation) and Check Express, Inc. (a
                             Florida Corporation) dated October 13, 1995.
                2.2(a)       Agreement and Release by and among Ace Cash
Express, Inc., a Texas corporation,
                             Check Express, Inc., a Florida Corporation, and
Larry Lang dated October 13, 1995.
                2.2(b)       Shareholder Agreement and Irrevocable Proxy dated
October 13, 1995, by and between
                             Ace and Larry Lang.
                2.2(c)       Shareholder Agreement and Irrevocable Proxy dated
October 13, 1995, by and between
                             Ace and Stephen L. Selka.
                2.2(d)       Shareholder Agreement and Irrevocable Proxy dated
October 12, 1995, but effective
                             as of October 13, 1995, by and between Ace and
Patrick J. McEnany.
                2.2(e)       Shareholder Agreement and Irrevocable Proxy dated
October 5, 1995, but effective
                             as of October 13, 1995, by and between Ace and H.
Jeffrey Voss.
                2.2(f)       Shareholder Agreement and Irrevocable Proxy dated
October 5, 1995, but effective
                             as of October 13, 1995, by and between Ace and
American National Bank of Cheyenne.
                2.2(g)       Shareholder Agreement and Irrevocable Proxy dated
October 10, 1995, but effective
                             as of October 13, 1995, by and between Ace and
Joseph J. Wozniak and Janet J.
                             Wozniak, Jt/Ten.
                10.19        Seafirst Bank Promissory Note.
                10.23        Employment Agreement with Larry F. Lang.
                10.24        SouthTrust Bank of West Florida Installment Note.
                10.25        Southern Commerce Bank Promissory Note.
                10.26        Southern Commerce Bank Promissory Note.
                10.27        Republic Bank Credit Agreement and Promissory Note.
                27           Financial Data Schedule.

           (b)  Reports on Form 8-K

                None.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CHECK EXPRESS, INC.


November 14, 1995             By:      /s/ Decker A. Todd
                                  ---------------------------------
                                  Decker A. Todd, Vice President of
                                  Finance and Chief Financial
                                  Officer