Form 10QSB/A
period 1995-06-30
CHECK EXPRESS INC
filed 1995-11-24
CIK 806439

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                   __________________________


                           FORM 10-QSB/A

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

Item 6.     Exhibits and Reports on Form 8-K.
---------------------------------------------
   Exhibits
   --------

   27         Financial Data Schedule

   Reports on Form 8-K
   -------------------

   None.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CHECK EXPRESS, INC.


November 21, 1995              By:         Decker A. Todd
-----------------               ---------------------------------
                                 Decker A. Todd
                                 Vice President of Finance and
                                 Chief Financial Officer